Form 10-Q
period 1996-03-31
NHS FINANCIAL INC
filed 1996-05-06
CIK 1003084

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                       ----------------------------------------

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________________ to ________________

                           COMMISSION FILE NUMBER:  0-27124

                                 NHS FINANCIAL, INC.
                (Exact name of registrant as specified in its charter)

                      California                        68-0359326
                      ----------                        ----------
               (State of incorporation)              (I.R.S. Employer
                                                   Identification Number)

             1050 Fourth Street
          San Rafael, California                     94901
          ----------------------                     -----
    (Address of principal executive office)        (Zip Code)

    Registrant's telephone number: (415) 257-3761


    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X     NO
                                     -----      -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    Number of Shares of Common Stock Outstanding as of May 6, 1996:  2,522,827

                                 NHS FINANCIAL, INC.

                                      FORM 10-Q

                                  TABLE OF CONTENTS


Item
Number        Description                                                Page
- - ------------------------------------------------------------------------------
PART I.

1.  FINANCIAL INFORMATION
       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
       MARCH 31, 1996 AND DECEMBER 31,1995..................................3

       CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS ENDED MARCH 31, 1996 AND 1995...........................4

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED MARCH 31, 1996 AND 1995...........................5

       NOTES TO THE FINANCIAL CONSOLIDATED FINANCIAL STATEMENTS.............7

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS............................................8


PART II.

    OTHER INFORMATION......................................................18


    SIGNATURES.............................................................19

                                       PART I
                               FINANCIAL INFORMATION

                             Item 1. FINANCIAL STATEMENTS
                                 NHS FINANCIAL, INC.
                    Consolidated Statements of Financial Condition


                                                                     March 31, 1996    December 31, 1995
                                                                    ------------------------------------
ASSETS
Cash, including non-interest bearing deposits                               $189,995            $169,202
Interest-bearing deposits                                                  9,767,685           5,310,416
Mortgage-backed securities available for sale, at fair value               3,698,343           4,053,873
Investment securities held to maturity
    (Fair value: 3/31/96, $10,849,064;12/31/95, $11,025,888)              11,000,000          11,000,000
Mortgage-backed securities held to maturity
        (Fair value: 3/31/96, $8,331,611;12/31/95, $8,835,578)             8,352,801           8,829,881
Loans receivable, net                                                    252,164,386         257,040,178
Investment in Federal Home Loan Bank of S. F., at cost                     2,298,900           2,212,500
Real estate owned, net                                                     1,220,096           1,652,666
Accrued interest receivable:
          Loans                                                            1,749,472           1,740,432
          Securities                                                         203,013             223,926
Leasehold improvements and equipment, net                                    792,356             842,338
Other assets                                                               1,181,308           1,170,944
- - ---------------------------------------------------------------------------------------------------------
         Total assets                                                   $292,618,355        $294,246,356
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                        229,269,106         246,952,323
Advances from Federal Home Loan Bank of San Francisco                     36,000,000          21,000,000
Other liabilities                                                          2,677,706           2,063,389
- - ---------------------------------------------------------------------------------------------------------
         Total liabilities                                              $267,946,812        $270,015,712
- - ---------------------------------------------------------------------------------------------------------

Capital stock, no par value; authorized 5,000,000 shares;
  issued and outstanding, 2,522,827 shares at 3/31/96 and at 12/31/95     11,772,003          11,772,003
Unrealized loss on securities available for sale, net of tax                (53,263)            (27,220)
Retained earnings, substantially restricted                               12,952,803          12,485,861
- - ---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                      $24,671,543         $24,230,644
- - ---------------------------------------------------------------------------------------------------------

         Total liabilities and stockholders' equity                     $292,618,355        $294,246,356
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------



             See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                        Consolidated Statements of Operations


                                                                          Three Months Ended
                                                                              March 31,
                                                                       1996               1995
                                                                  -----------------------------------
Interest Income:
  Loans receivable                                                   $5,527,797          $4,655,891
  Mortgage-backed securities                                            190,542             236,142
  Other investments                                                     269,848             181,866
- - ------------------------------------------------------------------------------------------------------
                                                                      5,988,187           5,073,899
- - ------------------------------------------------------------------------------------------------------
Interest Expense:
  Customer deposits                                                   3,129,687           2,917,410
  Advances from the Federal Home Loan Bank of San Francisco             450,654             280,840
- - ------------------------------------------------------------------------------------------------------
                                                                      3,580,341           3,198,250
- - ------------------------------------------------------------------------------------------------------
     Net interest income before provision for loan losses             2,407,846           1,875,649
  Provision for loan losses                                             140,000                   -
- - ------------------------------------------------------------------------------------------------------
     Net interest income after provision for loan losses              2,267,846           1,875,649
- - ------------------------------------------------------------------------------------------------------
Non-interest income:
  Net gain on sale of real estate owned                                 146,422               1,068
  Income from real estate owned                                          10,905                   -
  Loan and deposit fees                                                  50,247             110,592
  Other                                                                   3,669              22,550
- - ------------------------------------------------------------------------------------------------------
     Total non-interest income                                          211,243             134,210
- - ------------------------------------------------------------------------------------------------------
Non-interest expense:
  General and administrative expense:
  Compensation and benefits                                             714,032             655,288
  Deposit insurance and regulatory assessments                          178,861             142,190
  Rent and occupancy                                                    141,041             129,638
  Professional fees                                                     122,733              45,794
  Depreciation and amortization                                          76,405              73,091
  Information systems                                                    42,358              53,702
  Other                                                                 180,103             180,411
- - ------------------------------------------------------------------------------------------------------
     Total general and administrative expense                         1,455,533           1.280,114
Expenses of real estate owned                                            52,862              17,401
- - ------------------------------------------------------------------------------------------------------
     Total non-interest expense                                       1,508,395           1,297,515
- - ------------------------------------------------------------------------------------------------------
Income before income taxes                                              970,694             712,344
Income taxes                                                            402,838             295,623
- - ------------------------------------------------------------------------------------------------------
Net income                                                             $567,856            $416,721
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------

Earnings per share                                                        $0.23               $0.17
- - ------------------------------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------------------------------




             See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                        Consolidated Statements of Cash Flows



                                                                                        Three Months Ended
                                                                                March 31, 1996     March 31, 1995
                                                                              ------------------------------------
Cash flows from operating activities:
   Net income                                                                         $567,856           $416,721
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Amortization of net deferred loan origination fees                              (221,468)          (177,219)
     Amortization of premiums and discounts on mortgage-backed securities               16,957             21,473
     Accretion of discounts on loans                                                   (2,681)            (1,572)
     Provision for loan losses                                                         140,000                  -
     Net gain on sale of real estate owned                                           (146,422)            (1,068)
     Depreciation and amortization of leasehold improvements and equipment              76,405             73,083
     FHLBSF stock dividends                                                           (28,600)           (32,100)
     Decrease/(increase) in accrued interest receivable                                 11,873           (81,131)
     (Increase)/decrease in other assets                                             (301,305)              8,871
     Decrease in income tax receivable, net                                            623,366            176,871
     Increase in other liabilities                                                     292,581            186,286
                                                                              ------------------------------------
       Net cash provided by operating activities                                     1,028,562            590,215
                                                                              ------------------------------------

Cash flows from investing activities:
     Net decrease/(increase) in loans resulting from originations,
        net of principal collections                                                 4,602,260        (5,798,650)
     Loans purchased                                                                         -        (7,257,245)
     Purchases of leasehold improvements and equipment                                (18,923)          (175,623)
     (Purchases)/redemption of FHLBSF stock                                           (57,800)            145,300
     Maturity or calls of securities held to maturity                                9,000,000                  -
     Purchase of securities held to maturity                                       (9,000,000)                  -
     Principal repayments on securities held to maturity                               458,072            156,861
     Principal repayments on securities available for sale                             313,348            275,415
     Proceeds from sale of real estate owned                                           936,673          1,029,558
                                                                              ------------------------------------
       Net cash provided by (used in) investing activities                           6,233,630       (11,624,384)
                                                                              ------------------------------------

Cash flows from financing activities:
     Net (decrease)/increase in customer deposits                                 (17,683,217)         29,803,147
     Proceeds from FHLBSF advances                                                  15,000,000          3,700,000
     Repayments of FHLBSF advances                                                           -       (14,700,000)
     Cash dividends                                                                  (100,913)          (102,113)
                                                                              ------------------------------------
       Net cash (used in) provided by financing activities                         (2,784,130)         18,701,034
                                                                              ------------------------------------

Net increase in cash and cash equivalents                                            4,478,062          7,666,865
Cash and cash equivalents at the beginning of period                                 5,479,618          3,211,334
                                                                              ------------------------------------
Cash and cash equivalents at the end of period                                      $9,957,680        $10,878,199
                                                                              ------------------------------------
                                                                              ------------------------------------


                                     (Continued)

                                 NHS FINANCIAL, INC.
                        Consolidated Statements of Cash Flows


                                                                Three Months Ended
                                                       March 31, 1996      March 31, 1995
                                                      ------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid for:
    Interest                                               $3,723,779          $3,212,027
                                                      ------------------------------------
                                                      ------------------------------------
    Income taxes, net of refunds                                    -             $50,000
                                                      ------------------------------------
                                                      ------------------------------------
Supplemental disclosure of noncash investment and
  financing activities:
    Transfer of loans to real estate owned                   $357,681            $256,396
                                                      ------------------------------------
                                                      ------------------------------------


             See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                      Notes to Consolidated Financial Statements


(1) BASIS OF PRESENTATION

The financial statements of the Company presented above reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto.

Certain of the 1995 financial statement amounts have been reclassified to conform to the 1996 presentation.

(2) EARNINGS PER SHARE

Weighed average shares used for calculation of earnings per share for the three months ended March 31, 1996 and 1995 were 2,522,827 shares. Earnings per share for the first quarter of 1995 has been adjusted to give retroactive effect to a 15% stock dividend paid on February 10, 1995.

The Company has not separately reported its fully diluted earnings per share (which includes outstanding stock options as common stock equivalents) as it is not materially different than primary earnings per share.

(3)  DIVIDEND DECLARATION

The Company declared a quarterly dividend on March 19, 1996 of $0.04 per share payable April 19, 1996. The dividend totaling $100,913 was reflected as a reduction of retained earnings in the accompanying Statement of Financial Condition.

This dividend represents the tenth consecutive quarterly cash dividend declared since its first such dividend in the third quarter of 1993 and reflects the Company's commitment to enhancing shareholder value.

                   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

NHS Financial, Inc. (the "Company"), a California Corporation, is the holding company for New Horizons Savings and Loan Association (Association). The principal business of the Company is to attract deposits from the general public and invest those funds in residential, construction and, to a lesser extent, commercial real estate loans. The Company's geographical area for attracting deposits and making real estate loans is the San Francisco Bay Area, concentrating in Marin and Sonoma counties, and the City and County of San Francisco. The Company conducts its business in three facilities in Marin County; one located in San Rafael, California, another in Mill Valley, California and the third in Novato, California.

The Company's operations are significantly influenced by general economic conditions, the regional real estate market and by related monetary, fiscal and regulatory policies of the federal government. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for mortgage financing and the types of loans the Company offers, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and availability of funds.

The Company engages primarily in real estate lending for its own portfolio, specializing in short-term fixed rate and longer term adjustable rate real estate loans. The Company attracts and maintains deposit funds by offering competitive interest rates and providing excellent customer service. The Company also uses Federal Home Loan Bank of San Francisco (FHLBSF) advances and other short term borrowings, such as reverse repurchase agreements (reverse repos) as a supplementary source of funds.

Table One provides a summary of key operating statistics at or for the three months ending March 31, 1996 and March 31, 1995.

                                      TABLE ONE


                                                         At Or For The
    SUMMARY OF KEY STATISTICS                         Three Months Ended
    (in thousands, except per share data)    March 31, 1996    March 31, 1995
- - --------------------------------------------------------------------------------
    New loan volume                                  $7,434           $20,359
    Stockholders' equity per share                    $9.78             $9.70
    Return on average assets                          0.78%             0.61%
    Return on average equity                          9.27%             6.86%
    Average equity to average assets                  8.37%             8.84%
    Interest rate spread                              2.92%             2.37%
    Interest margin                                   3.34%             2.78%
    G & A expense to average assets                   1.99%             1.86%
    Efficiency Ratio                                 58.87%            64.16%

    Regulatory Capital (the Association):
      Tangible                                        8.35%             8.63%
      Core (leverage)                                 8.35%             8.63%
      Risk-based                                     14.55%            13.98%

    Nonperforming assets to total assets              2.05%             1.14%

    General Valuation Allowances to:
      Gross loans                                     1.30%             0.96%
      Nonperforming loans                            72.63%            93.51%


The discussion that follows focuses on the components of the Company's financial condition, results of operations, liquidity and regulatory matters for the three months ended March 31, 1996.

FINANCIAL CONDITION

CASH AND INVESTMENTS

Income from investments provides the second largest source of income for the Company, after interest income on loans. The Company is required by federal regulation to maintain a specified minimum amount of liquid assets which may be invested in specific short term securities. It is the Company's policy to maintain a liquidity portfolio which exceeds regulatory minimum requirements.

The Company is authorized under its investment policy to invest in obligations insured or fully guaranteed by the United States (U.S.) government, certain U.S. government agency securities, negotiable certificates of deposits issued by commercial banks and in other specified investments. In making investments, the Company considers its current liquidity levels, the market rates of return, the duration of the investment, and the level of potential interest rate risk associated with the investment.

The Company's cash and investment portfolio consists, from time to time, of mortgage-backed securities, callable U.S. government agency notes, certificates of deposit and overnight investments with the FHLBSF. Cash and investments at March 31, 1996 amounted to $33.0 million compared with $29.4 million at December 31, 1995 The increase in investments resulted primarily from the overnight investment of cash received from principal payments made on, and the reduction in loans receivable during the first quarter of 1996. The Company utilizes its investment portfolio to effectively invest periodic excess cash flows in interest earning assets, to enhance net interest income and margin and to meet regulatory liquidity requirements.

LOAN PORTFOLIO

The Company's principal investment activity has been and continues to be the origination of real estate loans. The Company's lending activities consist primarily of making loans secured by first or second liens on residential and other real estate. These loans are made in connection with purchases, refinancing, construction or improvement of property located primarily in the San Francisco Bay Area, concentrating in Marin, Sonoma and San Francisco Counties. Historically, the Company has relied upon its ability to provide customized loans for homes and for home construction. The economy of the Bay Area counties is varied and includes industries that are industrial, professional and agricultural, providing a balanced deposit and mortgage lending market. The Company's loans are primarily obtained through a selected group of independent loan brokers. Loan applications are also obtained from existing customers and other individuals. The Company has no foreign or out of state loans in its portfolio.

The Company principally originates adjustable rate mortgages (ARMs) which re-price at six month intervals in accordance with the FHLBSF's 11th District Cost of Funds Index (COFI). Fixed rate real estate loans are generally made with terms of 5 years or less. Shorter fixed rate loans include construction, swing, and land loans and generally carry terms of 12 to 18 months. As of March 31, 1996 and December 31, 1995, approximately 87% of the Company's portfolio consisted of ARMs. By concentrating on ARMs, as well as short-term construction and fixed rate loans with average maturities of twelve months, the Company believes that it can better manage the sensitivity of its earnings to market interest rate fluctuations.

New loan originations and loan participations purchased for the first three months of 1996 were $7.4 million, a decrease of $13.0 million from $20.4 million for the same period in 1995. In the first quarter of 1995, the Company purchased $7.3 million of loans from local lenders. Occasional purchases of loans and loan participations from local lenders are utilized to assist the Company in meeting its asset/liability objectives.

First quarter 1996 loan originations were below those for the 1995 period reflecting the slow real estate market and borrower preference during the 1996 period for fixed rate loans. The Company's future levels of loan originations and portfolio growth will depend on the pace of recovery of the Northern California real estate market, the extent of competition for loans in the Company's geographical market, borrower preference for fixed or ARM loans and the relationship of loan payoffs to borrower refinancing opportunities.

Table Two below is a summary of the Company's gross loan portfolio (before deductions for construction loans in process, deferred loan fees, and allowances for loan losses) at March 31, 1996 and December 31, 1995:

                                      TABLE TWO


(Dollars in thousands)                            March 31, 1996              December 31, 1995
                                            Amount           Percent       Amount          Percent
                                          ------------     ----------   ------------     ----------
Mortgage loans:
  One-to-four family                        $  151,214         56.54%     $  157,301         57.21%
  Multi-family                                  44,465         16.62%         43,184         15.71%
  Construction                                  28,653         10.71%         29,722         10.81%
  Commercial                                    38,425         14.37%         39,586         14.40%
  Land                                           4,416          1.65%          4,812          1.75%
                                          ------------     ----------   ------------     ----------
                                               267,173         99.89%        274,605         99.88%

Loans secured by savings accounts                  291          0.11%            337          0.12%
                                          ------------     ----------   ------------     ----------
                                            $  267,464        100.00%     $  274,942        100.00%
                                          ------------     ----------   ------------     ----------
                                          ------------     ----------   ------------     ----------


ASSET QUALITY

DELINQUENT LOANS. When a borrower fails to make required payments on a loan within 30 days of the due date, the loan is considered contractually delinquent. Table Three below shows the amount of loan delinquencies by loan type at March 31, 1996 and December 31, 1995.

                                     TABLE THREE


                                                 Number of Days Delinquent
                           --------------------------------------------------------------------------------
(Dollars in thousands)            30-59               60-89            90 or more             Total
                           --------------------------------------------------------------------------------
                             3/31/96   12/31/95  3/31/96   12/31/95  3/31/96   12/31/95  3/31/96   12/31/95
                             -------   --------  -------   --------  -------   --------  -------   --------
One-to-four family          $  5,638      6,761      793      1,747    3,262      2,385    9,693     10,893
Multi-family                       -        262      866        867        -          -      866      1,129
Construction and land            538        728        -        204    1,529      1,624    2,067      2,556
Commercial real estate         1,690      1,722      606        609        -          -    2,296      2,331
                           --------------------------------------------------------------------------------
  Total                     $  7,866      9,473    2,265      3,427    4,791      4,009   14,922     16,909
                           --------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------

Delinquencies to Gross Loans   2.94%      3.45%    0.85%      1.25%    1.79%      1.46%    5.58%      6.15%


NONACCRUAL LOANS. It is the Company's policy to put loans that are contractually delinquent 90 days or more on non-accrual status. Management reviews other loans less than 90 days contractually delinquent. When the collection of interest and principal payments on a loan appears unlikely the loan is placed on non-accrual status. Interest income deemed uncollectible is reversed. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

IMPAIRED LOANS. Management periodically reviews specific loans on an individual basis. The Company considers a loan to be impaired when, based upon the evaluation of the credit worthiness, cash flows and financial condition of the borrower, and the condition and appraised value of the collateral, it is unlikely that the Company will be able to collect all the principal and interest due under the contractual terms of the loan. The Company provides, through a charge to income, for estimated losses on impaired loans when fair value, including consideration of potential holding and disposition costs, exceeds the carrying value of the loan.

REAL ESTATE OWNED. Real estate acquired through foreclosure is recorded at estimated fair value (including consideration of costs of holding and disposition) at the time of foreclosure. Valuations are periodically performed and related adjustments, if any, are made as a charge to income when the carrying value exceeds fair value. At March 31, 1996, the Company's real estate owned (REO) portfolio had an aggregate fair market value of $1.2 million and consisted of four residential properties, two parcels of land, and one multi-family and commercial mixed use property. At December 31, 1995, the Company's real estate owned portfolio had an aggregate fair market value of $1.7 million and consisted of four residential properties, two parcels of land, and one multi-family and commercial mixed use property. During the first quarter of 1996, the Company sold REO properties with a carrying value of $790,251 and recorded a gain on sale of REO of $146,422.

The following Table Four sets forth information with respect to the Company's nonperforming assets at March 31, 1996 and December 31,1995.

                                      TABLE FOUR


(Dollars in thousands)                      March 31, 1996            December 31, 1995
                                           ---------------           ------------------
                                                   Percentage                   Percentage
                                       Book            of            Book           of
                                       Value      Total Assets       Value      Total Assets
                                     ---------    ------------     ---------    ------------
Nonaccrual loans:
   One-to-four family                 $  3,305        1.13%         $  2,436        0.83%
   Construction and land                 2,187        0.75%            2,206        0.75%
                                     ---------     --------        ---------     --------
                                         5,492        1.88%            4,642        1.58%

Real estate acquired by foreclosure:
   One-to-four family                      841        0.29%              984        0.33%
   Multi-family                            318        0.11%              607        0.21%
   Land                                     61        0.02%               62        0.02%
                                     ---------     --------        ---------     --------
                                         1,220        0.42%            1,653        0.56%

Charge-offs of nonaccrual loans          (701)       -0.24%            (633)       -0.22%
                                     ---------     --------        ---------     --------
Net nonperforming assets              $  6,011        2.05%         $  5,662        1.92%
                                     ---------     --------        ---------     --------
                                     ---------     --------        ---------     --------



Table Five below sets forth the relationship of the Company's General Valuation Allowances (GVA) to loans and assets at March 31, 1996 and December 31, 1995.

                                      TABLE FIVE


                                  March 31, 1996  December 31, 1995
                                  ---------------------------------
Ratios of:
    GVA / nonperforming assets           57.89%       61.96%
    GVA / gross loans                     1.30%        1.28%
    GVA / nonperforming loans            72.63%       87.50%


As of March 31, 1996, the Company had three mortgage loans for which certain concessions were granted to the borrowers in light of their financial difficulties. Such concessions include the extension of maturity dates and/or the lowering of interest rates or payments. No reductions in the principal amount of the loans have been granted. The objective of these modifications in terms (i.e., troubled debt restructurings) is to maximize the recovery of the Company's investment. The principal balance of the three loans falling under the definition of troubled debt restructurings amounted to $3.9 million as of March 31, 1996. All such loans were current according to their modified terms.

ASSET CLASSIFICATION SYSTEM

Under federal regulations, each insured institution is required to classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and , if appropriate, direct the Company to classify them. Under the regulations, assets are subject to evaluation under a classification system with
three categories: substandard, doubtful and loss.   The regulations have also
created a special mention category. This category includes assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. During 1995, management continues to monitor and classify assets that pose credit weaknesses or exhibit declines in market value.

At March 31, 1996, the percentage of classified assets to total assets increased to 7.24% from 6.38% at December 31, 1995 and increased from 3.15% at March 31, 1995. At March 31, 1996 $21.2 million was classified as substandard, compared with $18.8 million at December 31, 1995, compared with $8.2 million at March 31, 1995. At March 31,1996, December 31, 1995, and at March 31, 1995 there were no assets classified as doubtful or loss. The increase in classified assets reflects the related increase in delinquencies during 1995 and the first quarter of 1996 and the Company's adoption in 1995 of more stringent technical criteria for identifying non-delinquent classified assets.

VALUATION ALLOWANCES

The Company maintains an overall loan loss reserve to cover estimated potential losses in the portfolio. This GVA is provided through periodic charges to income and is determined based upon management's analysis. This analysis incorporates a number of factors including current economic considerations and the level of classified and nonperforming loans, management's assessment of credit risk inherent in its portfolio, past loss experience, and the Company's underwriting practices.

The provision for loan losses for the three months ended March 31, 1996 was
$140,000.   There was no provision for loan losses for the three months ended
March 31, 1995.

The following Table Six sets forth an analysis of the Company's allowance for loan and real estate losses for the three months ending March 31, 1996 and 1995.

                                      TABLE SIX


(Dollars in thousands)                              1996          1995
                                               ---------------------------
Loan loss allowance at beginning of year         $    3,508          3,412
Provision for loan losses                               140              -
Charge offs, net of recoveries                        (169)          (142)

                                               ---------------------------
Loan loss allowance at March 31                  $    3,479          3,270
                                               ---------------------------
                                               ---------------------------

Loan loss allowance at March 31:
   General valuation allowance (GVA)             $    3,479          2,575
   Specific loss allowances                      $        -            695
                                               ---------------------------
                                                 $    3,479          3,270
                                               ---------------------------
                                               ---------------------------


During the third quarter of 1995, the Company adopted the direct charge-off method of accounting for non-performing loans, as well as for performing loans considered by management to be impaired. As of December 31, 1995 and March 31, 1996, no specific valuation allowances were outstanding. This change in procedure did not effect current loss provisions and will not alter provisions for general loan losses in future periods.

Management considers its allowance for losses to be adequate to cover losses from loan and REO assets. However, future adjustments may be necessary and earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making such determinations. In addition, various regulatory agencies review the Company's allowances for losses as a part of their examination process. Such agencies may require the Company to recognize additions to this allowance based on their judgment relating to information available to them at the time of their examination.


CUSTOMER DEPOSITS, FHLBSF ADVANCES AND OTHER BORROWINGS

Deposits are the major source of the Company's funds for lending and other investment purposes. The Company obtains deposits primarily through its retail branches and offers a broad selection of deposit instruments including NOW accounts, money market accounts, regular savings accounts, checking accounts, certificates of deposit and retirement savings plans. While the deregulation of insured deposits has allowed the Company to be more competitive in obtaining funds and given it more flexibility to meet the threat of net deposit outflows, it has also resulted in a more volatile cost of funds. The Company's interest rates paid on deposits are not determined by regulatory authorities but rather by prevailing market conditions.

The Company regularly evaluates its internal cost of funds, measures its cost of deposits against the costs of alternative sources of funds, surveys deposit rates offered by competing institutions, reviews liquidity and executes rate changes when deemed appropriate. The Company's primary strategy for attracting and retaining deposits is to emphasize superior customer service and personal attention, and to pay competitive interest rates on deposits.

During the first quarter of 1996, customer deposits decreased $17.7 million from balances at December 31, 1995. The decrease was primarily the result of a reduction in deposit rates the Company offered during the quarter combined with the maturity and repricing of approximately $107 million of relatively high cost certificates of deposit. Approximately $53 million of these maturing deposits represented deposits obtained during the first quarter of 1995 as a result of a one-time marketing program which promoted certificates of deposit by offering attractive rates and other terms.

The Company may rely upon advances from the FHLBSF to supplement its supply of funds for lending and investment purposes. Advances may also be used to fund large deposit withdrawals. Advances from the FHLBSF are typically secured by the Company's stock in the FHLBSF and by pledges of certain real estate loans and securities. The Company had pledged loans and securities with outstanding principal balances of approximately $91.3 million at March 31, 1996.

At March 31, 1996, FHLBSF advances and other borrowings amounted to $36.0 million compared to $21.0 million at December 31, 1995 and $14.0 million at March 31, 1995. The Company had no other borrowings at March 31, 1996, December 31, 1995 or March 31, 1995. The increases in FHLBSF advances were used to replace maturing higher costing deposits and to obtain specific maturities of liabilities as determined by the Company's asset/liability analysis, and to assist in reducing the Company's overall cost of funds.

CAPITAL

In 1989, the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) stipulated the requirement that insured savings institutions meet three separate capital requirements. Those requirements are to have tangible capital of 1.5% of adjusted total assets, core capital of 3% of adjusted total assets and risk-based capital equal to 8.0% of risk-weighted assets.

In response to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Office of Thrift Supervision (OTS) adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater.

At March 31, 1996, the Association's regulatory capital substantially exceeds the requirements of each regulatory capital and the Association is considered "well capitalized" as of that date. Table Seven provides a comparison of the Association's regulatory capital to its minimum requirement at March 31, 1996.

                                     TABLE SEVEN



                                                                                                             Excess over
(Dollars in thousands)                              Actual at 3-31-96             Requirement                Requirement
                                                   ---------------------    -----------------------     --------------------
                                                    Capital       Ratio       Capital        Ratio        Capital      Ratio
FIRREA Capital Standards:
   Tangible                                         $24,425       8.35%        $4,389        1.50%        $20,036      6.85%
   Core (leverage)                                   24,425       8.35%         8,778        3.00%         15,647      5.35%
   Risk-based                                        26,736      14.55%        14,699        8.00%         12,037      6.55%

FDICIA Capital Standards (Well Capitalized):
   Core (leverage)                                   24,425       8.35%        14,629        5.00%          9,796      3.35%
   Tier 1 risk-based                                 24,425      13.29%        11,024        6.00%         13,401      7.29%
   Total risk-based                                  26,736      14.55%        18,374       10.00%          8,362      4.55%


RESULTS OF OPERATIONS

GENERAL

The Company earned $567,856 or $.23 per share for the first quarter ended March 31, 1996 compared with earnings of $416,721 or $.17 per share for the like quarter a year ago. The increase in earnings was a result of a greatly improved interest margin as discussed below.

INTEREST RATE SPREAD AND MARGIN

Table Eight below shows yields earned and rates paid on various assets and liabilities for the periods and as of the dates indicated.

                                     TABLE EIGHT


                                           Three months ending March 31,
                                                1996           1995
- - -----------------------------------------------------------------------------
Average Yield:
   Loan portfolio  (1)                           8.63%            7.61%
   Mortgage-backed securities                    6.10%            6.22%
   Other interest earning assets  (2)            5.63%            6.46%
                                          ------------     ------------

Total average yield:                             8.32%            7.52%
                                          ------------     ------------
Average Cost:
   Deposits                                      5.41%            5.13%
   FHLBSF advances                               5.37%            5.37%
                                          ------------     ------------

Total average cost:                              5.40%            5.15%
                                          ------------     ------------

Interest rate spread                             2.92%            2.37%
Interest margin                                  3.34%            2.78%


                                          At March 31,   At December 31,
                                              1996            1995
- - -----------------------------------------------------------------------------
Average Yield:
   Loan portfolio  (1)                           8.62%            8.56%
   Mortgage-backed securities                    6.14%            6.14%
   Other interest earning assets  (2)            5.77%            5.35%
                                          ------------     ------------

Total average yield:                             8.29%            8.31%
                                          ------------     ------------

Average Cost:
   Deposits                                      5.28%            5.84%
   FHLBSF advances                               5.42%            5.46%
                                          ------------     ------------

Total average cost:                              5.30%            5.81%
                                          ------------     ------------

Interest rate spread                             2.99%            2.50%
Interest margin                                  3.37%            2.90%


(1) The yield on the loan portfolio includes the effect of amortization of deferred loan fees and discounts.

(2) Included in other interest earning assets are investment securities, stockof the FHLBSF and overnight deposits.

The Company's net interest income is determined by both its interest rate spread and net interest margin. Interest rate spread is the difference between the yields earned on interest-earning assets and the rates paid on deposits and borrowings. Margin is interest rate spread adjusted for the excess of interest-earning assets over interest-costing liabilities and is a major determinant of net interest income. The Company's interest rate spread and margin are influenced by changes in market interest rates. The Company's liabilities tend to respond to interest rate movements more rapidly than its assets.

The Company's net interest income increased $532,000 to $2.4 million for the three months ended March 31, 1996 compared with $1.9 million for the same period in 1995. The Company's net interest margin was 3.34% for the first quarter of 1996 compared with 2.78% for the same period in 1995.

This increase in interest rate spread was primarily due to a substantial increase in the Company's yield on assets. Overall, the Company's loan portfolio yields for the three months ending March 31, 1995 and March 31, 1996 increased from 7.61% to 8.63%, respectively. The Company's adjustable rate mortgage loans are tied to, and reprice based on, the FHLBSF 11th District Cost of Funds Index
(COFI). COFI is considered a "lagging" index, which means that it lags the movement in market interest rates. With over 80% of the Company's loan portfolio in six-month adjustable rate COFI mortgages, the lag between the rise and fall of COFI and the repricing of the Company's loan portfolio has had a significant impact on the Company's interest rate spread, margin and interest income. The Company's ARM loans repriced and its yields increased significantly in mid 1995 as a result of the substantial upward movement of COFI during the fourth quarter of 1994 and the first quarter of 1995. The Company benefited from an additional upward movement in COFI with another slight increase in its ARM portfolio yields at year end 1995.

INTEREST ON LOANS AND INVESTMENTS

Total interest income increased 18% to $6.0 million for the quarter ending March 31, 1996 from $5.1 for the same period in 1995. The Company's average earning assets for the quarters ending March 31, 1996 and 1995 were $287.8 million and $269.8 million, respectively, a 7% increase. The increase in interest income arose primarily from upward repricing adjustments to the Company's ARM loans subsequent to March 31, 1995 (discussed above), and secondarily, from greater average earning assets in the 1996 period.

INTEREST ON CUSTOMER DEPOSITS AND BORROWINGS

During the first quarter ended March 31, 1996, total interest expense increased 12% to $3.6 million from $3.2 million during the same period a year ago.
Average interest-costing liabilities increased $16.8 million, or 7%, from $248.4 million for the first quarter 1995 to $265.2 million for the first quarter 1996. The quarter to quarter increase in interest expense is due primarily to the higher average interest costing liability balances and secondarily to the greater interest paid during part of the first quarter of 1996 until the maturity of higher cost certificates of deposit during the quarter (see Customer Deposits above).

PROVISION FOR LOAN  LOSSES

See discussion under VALUATION ALLOWANCES above.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income and non-interest expense by major categories are shown in the Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995.

Non-interest income was $211,000 and $134,000 for the quarters ended March 31, 1996 and 1995, respectively. Non-interest income for the first quarter of 1996 includes $146,000 for gains on sales of real estate owned compared with only $1,000 during the first quarter of 1995. The largest category of non-interest income is loan and deposit fees including loan late charges and penalty fees on customer early deposit withdrawals. Loan and deposit fees for the first quarter of 1995 included deposit withdrawal penalties of $80,000, compared with $8,000 in the first quarter of 1996. Relatively higher market interest rates and a one-time certificate of deposit program in effect during the first quarter of 1995 resulted in certain depositors withdrawing their certificates of deposit prior to maturity.

Non-interest expense includes general and administrative expenses (G&A) and expenses of real estate owned. G&A expenses increased to $1.5 million from $1.3 million for the three months ended March 31, 1996, compared with the same 1995 period. The ratio of G&A expenses to average assets increased slightly to 1.99% for the quarter ended March 31, 1996 compared with 1.86% for the same quarter a year ago. This increase in G&A expenses can be attributed to additional expenditures for enhancing the Company's loan review and asset evaluation processes. The Company improved its efficiency ratio to 58.6% for the first three months of 1996, which is lower than the 64.2% for the first three months of 1995. The efficiency ratio is calculated by dividing general and administrative expense by operating income, net of non-recurring gains, and measures the productivity of an institution's operations.

Compensation and benefits increased $59,000 or 9% in 1996 compared to 1995 due primarily to the addition of staff related to the loan review and asset evaluation processes. Deposit insurance and regulatory assessments increased $37,000 or 26% during the first quarter of 1996 due primarily to the higher deposit balance during the third and fourth quarters of 1995 (Deposit assessments for any quarter are based on average deposit balances for the prior two quarters). Professional fees increased $75,000 during the first quarter compared to the same period a year ago primarily due to the utilization of professional sources in the credit analysis of certain loans and assets and to non-recurring legal and filing costs relating to formation of the Company. Information systems costs decreased $11,000 during the first quarter of 1996 compared to the same period a year ago as a result of cost savings arising from conversion to a different data processing service bureau during the second quarter of 1995.


LIQUIDITY

The Company's primary sources of funds include loan and securities repayment, net deposit inflows, and advances from the FHLBSF, collateralized short-term borrowings and cash flows generated from operations. The Company uses its liquidity resources principally to fund real estate loans, repay maturing borrowings, fund maturing deposit certificates and deposit withdrawals and provide for its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its commitments and liabilities. OTS regulations require a savings institution to maintain a specified ratio of liquidity, such that its liquid assets are not less than 5% of the monthly average balance of its total deposits and its borrowings due in one year or less. At March 31, 1996 and December 31, 1995, the Association had liquidity ratios of 9.06% and 8.38%, respectively.

                              PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company was not involved in any claims or lawsuits which, in the opinion of management, could have a material effect on the financial position of the Company.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF COMMON STOCKHOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NHS FINANCIAL, INC.
                              (Registrant)

Date: May 6, 1996             /s/ JAMES W. BARNETT
                              --------------------------------------------------
                              JAMES W. BARNETT
                              President and Chief Executive Officer

Date: May 6, 1996             /s/ ALBERT J. THOMSON
                              --------------------------------------------------
                              ALBERT J. THOMSON
                              Senior Vice President and Chief Financial Officer

Date: May 6, 1996             /s/ JARED L. BOOK
                              --------------------------------------------------
                              JARED L. BOOK
                              Vice President and Chief Accounting Officer