Form 10-Q
period 1996-06-30
NHS FINANCIAL INC
filed 1996-08-05
CIK 1003084

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                       ---------------------------------------

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from            to
                                   -----------   ----------------------

                           COMMISSION FILE NUMBER:  0-27124

                                 NHS FINANCIAL, INC.
                (Exact name of registrant as specified in its charter)

                 CALIFORNIA                     68-0359326
           (State of incorporation)    (I.R.S. Employer Identification Number)

            1050 Fourth Street
          SAN RAFAEL, CALIFORNIA                      94901
  (Address of principal executive office             (Zip Code)

Registrant's telephone number: (415) 257-3761



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES      X NO
                                  ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Number of Shares of Common Stock Outstanding as of August 5, 1996:  2,522,827

                                 NHS FINANCIAL, INC.

                                      FORM 10-Q

                                  TABLE OF CONTENTS


Item
Number        Description                                       Page
- --------------------------------------------------------------------------

PART I.

1.  FINANCIAL INFORMATION
         CONSOLIDATED STATEMENTS OF CONDITION
         JUNE 30, 1996 AND DECEMBER 31,  1995. . . . . . . . . . . 3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . 4

         CONSOLIDATED STATEMENTS OF CASHFLOWS
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995 . . . . . . . . . 5

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. . . . . . 6

2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 8


PART II.

    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .18


    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .19

                            PART I  FINANCIAL INFORMATION

                             Item 1. FINANCIAL STATEMENTS
                                 NHS FINANCIAL, INC.
                    Consolidated Statements of Financial Condition



                                                                JUNE 30, 1996    December 31, 1995
                                                             -------------------------------------


ASSETS
Cash, including non-interest bearing deposits                           $164,762        $169,202
Interest-bearing deposits                                              6,233,266       5,310,416
Mortgage-backed securities available for sale, at fair value           3,282,315       4,053,873
Investment securities held to maturity
  (Fair value: 1996, $13,772,502; 1995, $11,025,888)                  13,998,793      11,000,000
Mortgage-backed securities held to maturity
  (Fair value: 1996, $7,804,791; 1995, $8,835,578)                     7,868,320       8,829,881
Loans receivable, net of allowance for losses:
  (1996, $3,603,899; 1995, $3,507,899)                               245,186,644     257,040,178
Investment in Federal Home Loan Bank of San Francisco, at cost         2,330,000       2,212,500
Real estate owned                                                      1,409,398       1,652,666
Accrued interest receivable:
    Loans                                                              1,664,746       1,740,432
    Securities                                                           337,258         223,926
Leasehold improvements and equipment, net                                698,535         842,338
Other assets                                                           1,017,350       1,170,944
- --------------------------------------------------------------------------------------------------
    Total assets                                                    $284,191,387    $294,246,356
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposits                                                   $225,817,677     246,952,323
Advances from Federal Home Loan Bank of San Francisco (FHLBSF)        31,000,000      21,000,000
Other liabilities                                                      2,340,735       2,063,389
- --------------------------------------------------------------------------------------------------
    Total liabilities                                                259,158,412    $270,015,712
- --------------------------------------------------------------------------------------------------

Capital stock, no par value; authorized 5,000,000 shares;
 issued and outstanding, 1996 and 1995: 2,522,827 shares              11,772,003      11,772,003
Unrealized loss on securities available for sale, net of tax             (62,519)        (27,220)
Retained earnings, substantially restricted                           13,323,491      12,485,861
- --------------------------------------------------------------------------------------------------
    Total stockholders' equity                                        25,032,975      24,230,644
- --------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                      $284,191,387    $294,246,356
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------



             See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                        Consolidated Statements of Operations



                                                      Three Months Ended         Six Months Ended
                                                            June 30,                 June 30,
                                                    1996             1995      1996             1995
                                                 -------------------------------------------------------
Interest Income:
 Loans receivable                                $5,389,150      5,072,265     10,916,947      9,728,153
 Mortgage-backed securities                         176,173        227,555        366,715        463,697
 Other investments                                  329,767        141,093        599,615        322,960
- ---------------------------------------------------------------------------------------------------------
                                                  5,895,090      5,440,913     11,883,277     10,514,810
- ---------------------------------------------------------------------------------------------------------
Interest Expense:
 Customer deposits                                2,980,551      3,485,782      6,110,238      6,403,188
 Advances from the FHLBSF                           441,968        184,393        892,622        465,235
- ---------------------------------------------------------------------------------------------------------
                                                  3,422,519      3,670,175      7,002,860      6,868,423
- ---------------------------------------------------------------------------------------------------------
  Net interest income before provision
   for loan losses                                2,472,571      1,770,738      4,880,417      3,646,387
Provision for loan losses                           150,000      1,361,600        290,000      1,361,600
- ---------------------------------------------------------------------------------------------------------
  Net interest income after provision
   for loan losses                                2,322,571        409,138      4,590,417      2,284,787
- ---------------------------------------------------------------------------------------------------------
Non-interest income:
 Gain on sale of real estate owned                   85,900              -        232,322          1,068
 Income from real estate owned                        7,077         11,200         17,982         11,200
 Loan and deposit fees                               69,350         47,256        119,597        157,847
 Other                                                8,233         12,278         11,902         34,830
- ---------------------------------------------------------------------------------------------------------
  Total non-interest income                         170,560         70,734        381,803        204,945
- ---------------------------------------------------------------------------------------------------------
Non-interest expense:
 General and administrative expense:
  Compensation and benefits                         699,407        417,301      1,413,439      1,072,589
  Deposit insurance and regulatory
  assessments                                       178,306        142,192        357,167        284,380
  Rent and occupancy                                139,033        133,656        280,074        263,293
  Professional fees                                 208,004         58,820        330,737        104,614
  Depreciation and amortization                      95,432         76,434        171,837        149,525
  Information systems                                37,431         65,222         79,789        118,925
  Other                                             210,130        181,713        390,233        362,125
- ---------------------------------------------------------------------------------------------------------
  Total general and administrative expense        1,567,743      1,075,338      3,023,276      2,355,451
Expenses of real estate owned                        46,934         29,466         99,796         46,868
- ---------------------------------------------------------------------------------------------------------
   Total non-interest expense                     1,614,677      1,104,804      3,123,072      2,402,319
- ---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   878,454       (624,932)     1,849,148         87,413
Income taxes expense (benefit)                      406,854       (259,346)       809,692         36,277
- ---------------------------------------------------------------------------------------------------------
Net income (loss)                                  $471,600       (365,586)     1,039,456         51,136
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------

Earnings (loss) per share                             $0.19          (0.14)          0.41           0.02
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------


             See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                        Consolidated Statements of Cash Flows


                                                                           Six Months Ended
                                                                   JUNE 30, 1996    June 30, 1995
                                                                 -----------------------------------
Cash flows from operating activities:
 Net income                                                           $1,039,456          $51,136
 Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  Amortization of net deferred loan origination fees                    (416,547)        (355,977)
  Amortization of premiums and discounts on
   mortgage-backed securities, net                                        34,238           41,458
  Accretion of discounts on loans                                        (43,303)          (3,141)
  Provision for loan losses                                              290,000        1,361,600
  Net gain on sale of real estate owned                                 (232,322)          (1,068)
  Loss on retirement of fixed assets                                           -           16,892
  Depreciation and amortization of fixed assets                          171,837          149,525
  FHLBSF stock dividends                                                 (59,700)         (56,000)
  Increase in accrued interest receivable                                (37,646)        (270,483)
  (Increase)/decrease in other assets                                    (87,396)          66,367
  Decrease/(increase) in income tax receivable, net                      260,220         (368,723)
  Increase in other liabilities                                          277,346          891,744
                                                                 -----------------------------------
    Net cash provided by operating activities                          1,196,183        1,523,330
                                                                 -----------------------------------

Cash flows from investing activities:
  Net decrease/(increase) in loans resulting from originations,
   net of principal collections                                       10,621,648      (12,730,824)
  Loans purchased                                                              -       (7,257,245)
  Purchases of leasehold improvements and equipment                      (23,155)        (283,768)
  (Purchases)/redemption of FHLBSF stock                                 (57,800)         145,300
  Maturity or calls of securities held to maturity                    10,000,000                -
  Purchase of securities held to maturity                            (12,998,750)               -
  Principal repayments on securities held to maturity                    923,548          535,902
  Principal repayments on securities available for sale                  715,882          528,226
  Proceeds from sale of real estate owned                              1,877,326        1,029,558
                                                                 -----------------------------------
   Net cash provided by (used in) investing activities                11,058,699      (18,032,851)
                                                                 -----------------------------------
Cash flows from financing activities:
  Net (decrease)/increase in customer deposits                       (21,134,646)      35,334,455
  Proceeds from FHLBSF advances                                       15,000,000        3,700,000
  Repayments of FHLBSF advances                                       (5,000,000)     (14,700,000)
  Cash dividends                                                        (201,826)        (201,826)
                                                                 -----------------------------------
   Net cash (used in) provided by financing activities               (11,336,472)      24,132,629
                                                                 -----------------------------------

Net increase in cash and cash equivalents                                918,410        7,623,108
Cash and cash equivalents at the beginning of period                   5,479,618        3,211,334
                                                                 -----------------------------------
Cash and cash equivalents at the end of period                        $6,398,028      $10,834,442
                                                                 -----------------------------------
                                                                 -----------------------------------
Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                            $7,199,166       $6,831,917
                                                                 -----------------------------------
                                                                 -----------------------------------
  Income taxes, net of refunds                                          $770,000         $405,000
                                                                 -----------------------------------
                                                                 -----------------------------------
Supplemental disclosure of noncash investment and
 financing activities:
   Transfer of loans to real estate owned                             $1,401,736         $492,248
                                                                 -----------------------------------
                                                                 -----------------------------------


See Accompanying Notes to Consolidated Financial Statements.

                                 NHS FINANCIAL, INC.
                    Notes to the Consolidated Financial Statements


(1) BASIS OF PRESENTATION

The financial statements of the Company presented above reflect all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods presented. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in accordance with generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K which contains the latest audited financial statements and notes thereto.

Certain of the 1995 financial statement amounts have been reclassified to conform to the 1996 presentation.

(2) EARNINGS PER SHARE

Weighted average shares used for calculation of earnings per share for the three months and six months ended June 30, 1996 and 1995 were 2,522,827 shares. Earnings per share for the first half of 1995 has been adjusted to give retroactive effect to a 15% stock dividend paid on February 10, 1995.

The Company has not separately reported its fully diluted earnings per share (which includes outstanding stock options as common stock equivalents) as it is not materially different than primary earnings per share.

(3)  DIVIDEND DECLARATION

The Company declared a quarterly dividend on June 18, 1996 of $0.04 per share payable July 15, 1996. The dividend totaling $100,913 was reflected as a reduction of retained earnings in the accompanying Statement of Financial Condition.

This dividend represents the tenth consecutive quarterly cash dividend declared since its first such dividend in the third quarter of 1993 and reflects the Company's commitment to enhancing shareholder value.

(4)  CAPITAL

In 1989, the Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) stipulated the requirement that insured savings institutions meet three separate capital requirements. Those requirements are to have tangible capital of 1.5% of adjusted total assets, core capital of 3% of adjusted total assets and risk-based capital equal to 8.0% of risk-weighted assets.

In response to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Office of Thrift Supervision (OTS) adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly undercapitalized, and critically undercapitalized. The rules provide that a savings institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its tier 1 risk-based capital ratio is 6% or greater and its leverage ratio is 5% or greater.


                                     (Continued)

                                 NHS FINANCIAL, INC.
                Notes to Consolidated Financial Statements (Continued)


At June 30, 1996, the Association's regulatory capital substantially exceeds the requirements of each regulatory capital standard and the Association is considered "well capitalized" at that date. Table One provides a comparison of the Association's regulatory capital to its minimum requirement at June 30, 1996.

                                      TABLE ONE


                                                                                   Minimum                Excess over
(Dollars in thousands)                            Actual at June 30, 1996        Requirement              Requirement
                                                 -------------------------  ----------------------  ------------------------
                                                     Capital       Ratio     Capital       Ratio     Capital       Ratio
                                                 -------------------------  ----------------------  ------------------------
FIRREA Capital Standards:
   Tangible                                         $24,409        8.59%     $4,263        1.50%    $20,146        7.09%
   Core (leverage)                                   24,409        8.59%      8,527        3.00%     15,882        5.59%
   Risk-based                                        26,652       14.97%     14,244        8.00%     12,408        6.97%

FDICIA Capital Standards (Well Capitalized):
   Core (leverage)                                   24,409        8.59%     14,212        5.00%     10,197        3.59%
   Tier 1 risk-based                                 24,409       13.71%     10,683        6.00%     13,726        7.71%
   Total risk-based                                  26,652       14.97%     17,805       10.00%      8,847        4.97%


(5) PROPOSED MERGER WITH LUTHER BURBANK CORPORATION

As previously announced, NHS Financial, Inc. has agreed to be acquired by Luther Burbank Corporation, the holding company for Luther Burbank Savings. Luther Burbank, which is headquartered in Santa Rosa, California, is a privately held company. Both corporations have signed a definitive agreement to merge, through which the acquisition will be completed. Under the terms of the agreement, Luther Burbank will pay a total cash consideration of approximately $29.7 million, or $11.50 per share to the shareholders of NHS Financial.

The proposed merger, which is subject to approval by the shareholders of both corporations as well as the Office of Thrift Supervision and the California Department of Savings and Loan, is estimated to close at the end of the third quarter of 1996. In connection with the merger, NHS Financial has granted Luther Burbank an option to purchase newly issued shares, giving Luther Burbank 19.9% ownership of NHS Financial. This option would be triggered should NHS Financial accept an offer to be acquired at a higher price.

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

The Company engages primarily in real estate lending for its own portfolio, specializing in short-term fixed rate and longer term adjustable rate real estate loans. The Company attracts and maintains deposit funds by offering competitive interest rates and emphasizing customer service. The Company also uses Federal Home Loan Bank of San Francisco (FHLBSF) advances and occasionally other short term borrowings, such as reverse repurchase agreements (reverse repos), as a supplementary source of funds.

Table Two provides a summary of key operating statistics at or for the three months and six months ending June 30, 1996 and June 30, 1995.

                                      TABLE TWO


                                                         At Or For The            At Or For The
SUMMARY OF KEY STATISTICS                             Three Months Ended        Six Months Ended
 (in thousands, except per share data)                June 30,    June 30,    June 30,    June 30,
                                                        1996        1995        1996        1995
- --------------------------------------------------------------------------------------------------
Net interest margin on earning assets:
  For period                                           3.48%       2.53%       3.41%       2.65%
  At period end                                        3.43%       2.69%       3.43%       2.69%
Ratio of G & A expenses to average assets              2.18%       1.50%       2.09%       1.68%
Return on average assets                               0.66%     (0.51)%       0.72%       0.04%
Return on average equity                               7.59%     (5.93)%       8.42%       0.42%
Average equity to average assets                       8.65%       8.59%       8.51%       8.71%
Dividend payout ratio                                 21.40%        N.M.      19.42%        N.M.
Stockholders' equity per share                                                 $9.92       $9.55
Regulatory Capital (the Association):
 Tangible                                                                      8.59%       8.30%
 Core (leverage)                                                               8.59%       8.30%
 Risk-based                                                                   14.97%      12.56%
Ratio of nonperforming assets to total assets                                  1.44%       1.14%
General Valuation Allowances to:
 Gross loans                                                                   1.38%       1.15%
 Nonperforming loans                                                         134.49%     124.77%



N.M. =  Not meaningful



    The discussion that follows focuses on the components of the Company's financial condition, results of operations, liquidity and regulatory matters for the three and six months ended June 30, 1996.

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

The Company's cash and investment portfolio consists, from time to time, of mortgage-backed securities, callable U.S. government agency notes, certificates of deposit and overnight investments with the FHLBSF. Cash and investments at June 30, 1996 amounted to $31.5 million compared with $29.4 million at December 31, 1995. The Company utilizes its investment portfolio to effectively invest periodic excess cash flows in interest earning assets, to enhance net interest income and margin and to meet regulatory liquidity requirements.

LOAN PORTFOLIO

The Company's principal investment activity has been and continues to be the origination of real estate loans. The Company's lending activities consist primarily of making loans secured by first or second liens on residential and other real estate. These loans are made in connection with purchases, refinancing, construction or improvement of property located principally in the San Francisco Bay Area, concentrating in Marin, Sonoma and San Francisco Counties. Historically, the Company has relied upon its ability to provide customized loans for homes and for home construction. The economy of the Bay Area counties is varied and includes manufacturing, technology, services and agricultural industries, providing a balanced deposit and mortgage lending market. The Company's loans are primarily obtained through a selected group of independent loan brokers. Loan applications are also obtained from existing customers and other individuals. The Company has no foreign or out of state loans in its portfolio.

The Company principally originates adjustable rate mortgages (ARMs) which re-price at six month intervals in accordance with the FHLBSF's 11th District Cost of Funds Index (COFI). Fixed rate real estate loans are generally made with terms of 5 years or less. Shorter fixed rate loans include construction, swing, and land loans and generally carry terms of 12 to 18 months. As of June 30, 1996 and December 31, 1995, approximately 86% of the Company's portfolio consisted of ARMs. By concentrating on ARMs, as well as short-term construction and fixed rate loans with average maturities of twelve months, the Company believes that it can better manage the sensitivity of its earnings to market interest rate fluctuations.

New loan originations and loan participations purchased for the first half of 1996 were $21.9 million, a decrease of $8.8 million from $30.7 million for the same period in 1995. In the first quarter of 1995, the Company also purchased $7.3 million of loans from local lenders. Occasional purchases of loans and loan participations from local lenders are utilized to assist the Company in meeting its asset/liability objectives.

Loan originations for the first half 1996 were below those for the 1995 period reflecting the slow real estate market, increased competition and borrower preference during much of the 1996 period for fixed rate loans. The Company's future levels of loan originations and portfolio growth will depend on the pace of recovery of the Northern California real estate market, the extent of competition for loans in the Company's geographical market, borrower preference for fixed or ARM loans and the relationship of loan payoffs to borrower refinancing opportunities.

Table Three below is a summary of the Company's gross loan portfolio (before deductions for construction loans in process, deferred loan fees and allowance for loan losses) at June 30, 1996 and December 31, 1995:

                                     TABLE THREE

(Dollars in thousands)                   June 30, 1996    December 31, 1995
                                      Amount   Percent    Amount      Percent
                                      ------   -------    ------      -------
Mortgage loans:
    One-to-four family             $ 144,613     55.21%   $ 157,301     57.21%
    Multi-family                      43,456     16.59%      43,184     15.71%
    Construction                      32,895     12.56%      29,722     10.81%
    Commercial                        36,995     14.12%      39,586     14.40%
    Land                               3,661      1.40%       4,812      1.75%
                                    ---------   --------   ---------   --------
                                     261,620     99.88%     274,605     99.88%

Loans secured by savings accounts        309      0.12%         337      0.12%
                                    ---------   --------   ---------   --------
                                   $ 261,929    100.00%   $ 274,942    100.00%
                                    ---------   --------   ---------   --------
                                    ---------   --------   ---------   --------

Weighted average interest rate          8.23%                  8.23%
                                    ---------               ---------
                                    ---------               ---------


The above weighted average interest rates for loans receivable represent the contractual interest rates on the underlying mortgage loans. If amortization of deferred loan origination fees and loan discounts is factored into the average interest rate calculation, the resulting loan yields would be 8.56% at both June 30, 1996 and December 31, 1995.

ASSET QUALITY

DELINQUENT LOANS. When a borrower fails to make required payments on a loan within 30 days of the due date, the loan is considered contractually delinquent. Table Four below shows the amount of loan delinquencies by loan type at June 30, 1996 and December 31, 1995.

                                      TABLE FOUR


                                                                        Number of Days Delinquent
                                   --------------------------------------------------------------------------------
(Dollars in thousands)                      30-59               60-89             90 or more           Total
                                   --------------------------------------------------------------------------------
                                      6/30/96  12/31/95   6/30/96  12/31/95   6/30/96  12/31/95   6/30/96  12/31/95
                                      -------  --------   -------  --------   -------  --------   -------  --------
One-to-four family                  $  3,194     6,761       553     1,747     1,810     2,385     5,557   10,893
Multi-family                             260       262       866       867         -         -     1,126    1,129
Construction and land                     62       728         -       204       870     1,624       932    2,556
Commercial real estate                   876     1,722       604       609         -         -     1,480    2,331
                                   --------------------------------------------------------------------------------
   Total                            $  4,392     9,473     2,023     3,427     2,680     4,009     9,095   16,909
                                   --------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------

Delinquencies to Gross Loans           1.68%     3.45%     0.77%     1.25%     1.02%     1.46%     3.47%     6.15%


The 46% decline in delinquent loans at June 30, 1996 from year-end 1995 resulted from focused efforts by the Company to increase the rate of collection on delinquent loans, resolve problem loans and to speed-up foreclosure of nonperforming loans.

NONACCRUAL LOANS. It is the Company's policy to put loans that are contractually delinquent 90 days or more on non-accrual status. Management reviews other loans less than 90 days contractually delinquent. When the collection of interest and principal payments on a loan appears unlikely the loan is placed on non-accrual status. Accrued interest income deemed uncollectible is reversed. Income is subsequently recognized only to the extent cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

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

REAL ESTATE OWNED. Real estate acquired through foreclosure is recorded at estimated fair value (including consideration of costs of holding and disposition) at the time of foreclosure. Valuations are periodically performed and related adjustments, if any, are made as a charge to income when the carrying value exceeds fair value. At June 30, 1996, the Company's real estate owned (REO) portfolio had an aggregate fair value of $1.4 million and consisted of three residential properties, two parcels of land, and one commercial property. At December 31, 1995, the Company's real estate owned portfolio had an aggregate fair value of $1.7 million and consisted of four residential properties, two parcels of land, and one multi-family and commercial mixed use property. During the first half of 1996, the Company foreclosed on and transferred to REO $1.4 million of loans and sold REO properties with a carrying value of $1.6 million. A gain on sale of REO of $232,000 was recorded.

The following Table Five sets forth information with respect to the Company's nonperforming assets at June 30, 1996 and December 31, 1995.

                                      TABLE FIVE

(Dollars in thousands)                  June 30, 1996       December 31, 1995
                                        -------------       -----------------
                                             Percentage             Percentage
                                     Book        of        Book        of
                                     Value  Total Assets   Value   Total Assets
                                   -------  ------------   ------   ------------
Nonaccrual loans:
    One-to-four family             $ 1,920      0.68%    $ 2,436      0.83%
    Construction and land            1,452      0.51%      2,206      0.75%
                                   -------  ------------   ------   ------------

                                     3,372      1.19%      4,642      1.58%

Real estate acquired by foreclosure:
    One-to-four family               1,150      0.40%        984      0.33%
    Multi-family                         -         -         607      0.21%
    Commercial                         197      0.07%          -         -
    Land                                62      0.02%         62      0.02%
                                    -------  ------------  ------  ------------
                                     1,409      0.49%      1,653      0.56%

Charge-offs of nonaccrual loans      (692)     -0.24%      (633)     -0.22%
                                    -------  ------------  ------  ------------
Net nonperforming assets           $ 4,089      1.44%    $ 5,662      1.92%
                                    -------  ------------  ------  ------------
                                    -------  ------------  ------  ------------

Table Six below sets forth the relationship of the Company's General Valuation Allowances (GVA) to gross loans and nonperforming loans and assets at June 30, 1996 and December 31, 1995.

                                      TABLE SIX

                                 June 30, 1996       December 31,
                                                        1995
                                 --------------------------------
Ratios of:
    GVA / nonperforming assets         88.13%         61.96%
    GVA / gross loans                   1.38%          1.28%
    GVA / nonperforming loans         134.49%         87.50%

TROUBLE DEBT RESTRUCTURINGS. As of June 30, 1996, the Company had three mortgage loans for which certain concessions were granted to the borrowers in light of their financial difficulties. Such concessions include the extension of maturity dates and the lowering of interest rates or payments. No reductions in the principal amount of the loans have been granted. The objective of these modifications in terms (i.e., troubled debt restructurings) is to maximize the recovery of the Company's investment. The principal balance of the three loans falling under the definition of troubled debt restructurings amounted to $2.4 million at June 30, 1996, and $3.9 million at December 31, 1995. All such loans were current according to their modified terms.

ASSET CLASSIFICATION SYSTEM

Under federal regulations, each insured institution is required to classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, direct the Company to classify them. Under the regulations, assets are subject to evaluation under a classification system with
three categories: substandard, doubtful and loss.   The regulations have also
created a special mention category. This category includes assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 1996, the percentage of classified assets to total assets was 6.62% ($18.8 million) compared with 6.38% ($18.8 million) at December 31, 1995. At June 30, 1996 and December 31, 1995, there were no assets classified as doubtful or loss.

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

The provision for loan losses for the six months ended June 30, 1996 was $290,000. The provision for loan loss during the second quarter and first half of 1995 was $1.4 million. This provision was recorded as a result of a re-evaluation of the Company's general and specific loan loss allowances in relation to the portfolio as a whole and the identification of specific loans that were performing but with certain credit weaknesses.

The following Table Seven sets forth an analysis of the Company's allowance for loan and real estate losses for the six months ending June 30, 1996 and 1995.

                                                       TABLE SEVEN

(Dollars in thousands)                                1996          1995
                                                 --------------------------

Loan loss allowance at beginning of year          $   3,508          3,412
Provision for loan losses                               290          1,362
Charge offs, net of recoveries                        (194)            148

                                                 --------------------------
Loan loss allowance at June 30                    $   3,604          4,922
                                                 --------------------------
                                                 --------------------------

Loan loss allowance at June 30:
    General valuation allowance (GVA)             $   3,604         3,200
    Specific valuation allowances                 $       -         1,722
                                                 --------------------------
                                                  $   3,604         4,922
                                                 --------------------------
                                                 --------------------------


During the third quarter of 1995, the Company adopted the direct charge-off method of accounting for non-performing loans, as well as for performing loans considered by management to be impaired, and accordingly, specific valuation allowances at June 30, 1995 of $1.7 million were charged-off by the Company. At December 31, 1995 and June 30, 1996, no specific valuation allowances were outstanding. This change in procedure did not effect current loss provisions and will not alter provisions for general loan losses in future periods.

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

The Company regularly evaluates its internal cost of funds, measures its cost of deposits against the costs of alternative sources of funds, surveys deposit rates offered by competing institutions, reviews liquidity and executes rate changes when deemed appropriate. The Company's primary strategy for attracting and retaining deposits is to emphasize customer service and personal attention, and to pay competitive interest rates on deposits.

During the first half of 1996, customer deposits decreased $21.1 million from balances at December 31, 1995. The decrease was primarily the result of a reduction in deposit rates the Company offered combined with the maturity and repricing of approximately $107 million of relatively high cost certificates of deposit during the first quarter of 1996. Approximately $53 million of these maturing deposits represented deposits obtained during the first quarter of 1995 as a result of a one-time marketing program which promoted certificates of deposit by offering attractive rates and other terms.

The following Table Eight summarizes customer deposits at June 30, 1996 and December 31, 1995:

                                     TABLE EIGHT

    (Dollars in thousands)                          6/30/96       12/31/95
                                                  -------------------------
    Customer Deposits:
         Transaction and Money Market Accounts   $   36,679    $   32,232
         Certificates of Deposit:
               $100,000 and over                     55,230        67,620
               Under $100,000                       133,909       147,100
                                                  -------------------------
                                                 $  225,818    $  246,952
                                                  -------------------------
                                                  -------------------------

    Weighted Average Interest Rate                     5.23%        5.84%
                                                  -------------------------
                                                  -------------------------

The Company may rely upon advances from the FHLBSF to supplement its supply of funds for lending and investment purposes. Advances may also be used to fund large deposit withdrawals. Advances from the FHLBSF are typically secured by the Company's stock in the FHLBSF and by pledges of certain real estate loans and securities. The Company had pledged loans and securities with outstanding principal balances of $92.0 million at June 30, 1996.

At June 30, 1996, FHLBSF advances and other borrowings amounted to $31.0 million compared to $21.0 million at December 31, 1995. The Company had no other borrowings at June 30, 1996 and December 31, 1995. The increases in FHLBSF advances were used to replace maturing higher costing deposits and to obtain specific maturities of liabilities as determined by the Company's asset/liability analysis, and to assist in reducing the Company's overall cost
of funds.   The weighted average interest rate on borrowings at June 30, 1996 and December 31, 1995 were 5.51% and 5.46%, respectively.

RESULTS OF OPERATIONS

GENERAL

The Company earned $471,600 or $.19 per share for the second quarter ended June 30, 1996 compared with a loss of $365,586 or $.14 per share for the like quarter a year ago. First half 1996 earnings were $1.0 million or $.41 per share compared with $51,000 or $.02 per share for the same period in 1995. The increase in operating results for both periods in 1996 over 1995 resulted from greatly improved interest margins and a substantial reduction in loan loss provisions as discussed below.

INTEREST RATE SPREAD AND MARGIN

The following Table Nine sets forth the average interest-earning assets and interest-bearing liabilities, interest income and expense and the average annual interest rates during the six months ended June 30, 1996 and 1995.

                                      TABLE NINE


                                              Six Months Ended 6/30/96               Six Months Ended 6/30/95
                                       ------------------------------------    ----------------------------------
(Dollars in thousands)                  Average                     Yield/      Average                     Yield/
                                      Balance (3)       Interest     Rate     Balance (3)       Interest     Rate
                                       -----------       --------    ------    -----------       --------    ------
Interest-earning assets:
  Loans   (1)  (2)                     $  252,300       $ 10,917     8.64%     $  249,415       $  9,728     7.80%
  Mortgage-backed securities               12,035            367     6.09%         14,987            464     6.19%
  Other interest-earning assets            21,500            599     5.57%         11,000            323     5.87%
                                       -----------       --------    ------    -----------       --------    ------
Total interest-earning assets             285,835         11,883     8.31%        275,402         10,515     7.64%
                                                         --------    ------                      --------    ------

Non-earning assets                          4,167                                   5,705
                                       -----------                              ----------
  Total average assets                 $  290,002                              $  281,107
                                       -----------                              ----------
                                       -----------                              ----------

Interest-bearing liabilities:
  Customer deposits                       229,220          6,110     5.33%        236,387          6,403     5.42%
  FHLBSF advances                          32,852            893     5.43%         17,467            465     5.33%
  Other borrowings                              -              -      -  %              -              -      -  %
                                       -----------       --------    ------    -----------       --------    ------
Total interest-bearing liabilities        262,072          7,003     5.35%        253,854          6,868     5.41%
                                                         --------    ------                      --------    ------

  Non-interest bearing liabilities          3,243                                  2,763
  Stockholders' equity                     24,687                                 24,490
                                       -----------                              ----------
  Average liabilities and equity       $  290,002                             $  281,107
                                       -----------                              ----------
                                       -----------                              ----------

Net interest income and spread                           $ 4,880     2.96%                      $  3,647     2.23%
                                                         --------    ------                      --------    ------
                                                         --------    ------                      --------    ------

Net margin on interest-earning assets (4)                            3.41%                                   2.65%
                                                                     ------                                  ------
                                                                     ------                                  ------


(1) Average loans exclude nonaccrual loans and are before allowances for loan losses, loans in process and deferred loan origination fees.

(2) Loan interest income includes the amortization of deferred loan origination fees (in thousands) of $460 and $359 in 1996 and 1995, respectively.

(3) Average balances for 1996 are daily average balances; for 1995, average balances are computed from month-end balances.

(4) Net interest margin is computed as net interest income divided by interest-earning assets.

NET INTEREST INCOME

The Company's net interest income is determined by both its interest rate spread and net interest margin. Interest rate spread is the difference between the yields earned on interest-earning assets and the rates paid on deposits and borrowings. Margin is interest rate spread adjusted for the excess of interest-earning assets over interest-costing liabilities. The Company's interest rate spread and margin are influenced by changes in market interest rates as, for the reasons discussed below, the Company's liabilities tend to respond to interest rate movements more rapidly than its assets.

At June 30, 1996, 86% of the Company's gross loan portfolio consists of ARM loans which are tied to the Cost of Funds Index (COFI) with rates that adjust semi-annually. Because of this semi-annual repricing factor and the lag between the monthly change in COFI and the related change in the Company's ARM loans indexed to COFI, the time between a change in COFI and an adjustment to the rate on ARM loans can range from three to six months. Thus, in times of rapidly rising interest rates, the repricing of the ARM loans will adversely lag upward movements in the Company's cost of funds. Conversely, in a significant falling rate environment, ARM loan repricing and interest income will favorably lag the decrease in the Company's cost of funds.

Net interest income for the second quarter of 1996 was $2.5 million compared with $1.8 million for the 1995 second quarter. Net interest income for the first half of 1996 was $4.9 million compared with $3.6 million for the same period in 1995. Most of the increase in net interest income for 1996 over 1995 for each period resulted from favorable changes primarily in the yields on interest-earning assets and, secondarily in the interest rate cost of deposits and borrowings. The effect on net interest income of the net change in balances of average interest earning assets and average interest costing liabilities was minor.

Market interest rates rose rapidly during the second half of 1994 and peaked during the first quarter of 1995 and moderately declined throughout the rest of 1995. Through the process discussed above, the Company's cost of funds markedly increased during the first half of 1995 compared with much slower increases in the yields on its loan portfolio. In addition, the Company introduced a marketing program for certificates of deposit which increased certificates of deposit by $35 million during the first quarter of 1995. Accordingly, the Company's net interest margin dropped to 2.53% and 2.65% for the second quarter and first half, respectively, of 1995 from the margin at year end 1994 of 3.15%, thereby lowering net interest income for the 1995 periods.

During the second quarter and first half of 1996, the yields on the Company's loan portfolio were higher than those for the 1995 periods, reflecting the lagging increases in the COFI index that occurred during 1995. This factor was principally responsible for increasing net interest income for the 1996 periods compared with the 1995 periods. The decline in market interest rates during much of 1995 and the first quarter of 1996, lowered the Company's cost of funds for 1996. In addition, during January 1996, $82.6 million of relatively higher cost term deposits matured. At January 31, 1996, the Company's cost of funds dropped to 5.39% from 5.81% at year end 1995 and its net interest margin increased to 3.33% from 2.90%.

INTEREST INCOME

Interest income on loans for the second quarter and first half of 1996, compared with the same periods in 1995, increased $317,000 and $1.2 million, respectively. Most of these increases in loan interest income arose from upward repricing adjustments to the Company's ARM loans subsequent to June 30, 1995, as discussed above. Interest income from securities investments for the 1996 periods increased $137,000 and $180,000, respectively, from the comparable 1995 periods. These increases resulted from higher levels of securities investments in 1996 over 1995.

INTEREST EXPENSE

Interest expense on deposits for the second quarter and first half of 1996, compared with the same periods in 1995, decreased $505,000 and $293,000, respectively. These declines resulted from lower amounts of deposits during the 1996 periods combined with the decrease in interest rates on the Company's deposit portfolio that occurred during the first half of 1996, as discussed above. The lower amounts of deposits during the 1996 periods were replaced with greater borrowings from the FHLBSF thereby increasing interest expense on borrowings in 1996 over 1995.

Table Ten below shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's net interest income for the three months ended June 30, 1996 compared with the same period in 1995, and the six months ended June 30, 1996 compared with the same period in 1995.

                                      TABLE TEN


                                           Second Quarter 1996 and 1995    First Half 1996 and 1995
                                                    Variance  (1)                 Variance (1)
                                          -----------------------------   ---------------------------
(Dollars in thousands)                     Volume      Rate     Total    Volume      Rate     Total
                                          ---------   --------  --------  --------  -------  --------
Interest Income:
  Loans receivable                        $  (106)      423       317    $  125     1,064     1,189
  Mortgage-backed securities                  (49)       (3)      (52)      (90)       (7)      (97)
  Other interest-earning assets               164        25       189       279        (2)      277
                                          -----------------------------   --------------------------

   Total Interest Income                        9       445       454       314     1,055     1,369
                                          -----------------------------   --------------------------

Interest Expense:
  Customer deposits                          (253)     (252)     (505)     (192)     (101)     (293)
  FHLBSF advances                             249         8       257       418        10       428
                                          -----------------------------   --------------------------

   Total Interest Expense                      (4)     (244)     (248)      226       (91)      135
                                          -----------------------------   --------------------------

Net Interest Income                       $    13       689       702    $   88     1,146     1,234
                                          -----------------------------   --------------------------
                                          -----------------------------   --------------------------


(1) The changes have been computed as follows: average balance changes - change in volume holding initial rate constant; average rate changes - change in average rate holding the initial balance constant; changes attributable to both volume and rate have been allocated proportionately.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months and six months ended June 30, 1996 was $150,000 and $290,000, respectively, compared with $1.4 million for the same periods in 1995. See discussion under VALUATION ALLOWANCES above.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income and non-interest expense by major categories are shown in the Consolidated Statements of Operations for the three months and six months ended June 30, 1996 and 1995.

Non-interest income was $171,000 and $71,000 for the three months ended June 30, 1996 and 1995, respectively, and $382,000 and $205,000 for the six months ended June 30, 1996, respectively. The greater amounts of non-interest income in the 1996 periods resulted from gains on sale of REO of $86,000 and $232,000, respectively, in 1996 compared with minimal gains in the 1995 periods. See discussion under ASSET QUALITY above. Loans and deposit fees for the first half of 1995 included deposit withdrawal penalties of $90,000 compared with $16,000 for the same 1996 period. Relatively higher market interest rates and a one-time certificate of deposit program in effect during the first quarter of 1995 resulted in certain depositors withdrawing their certificates prior to maturity.

Non-interest expense includes general and administrative expenses (G&A) and expenses of real estate owned. G&A expenses for the three and six months ended June 30, 1996 were $1.6 million and $3.0 million, respectively, compared with $1.1 million and $2.4 million, respectively, for the same periods in 1995. The Company's G&A ratio to average assets for the three months and six months ended June 30, 1996 were 2.18% and 2.09%, respectively, compared with 1.50% and 1.68%, respectively, for the same periods in 1995. The increases in 1996 expenses over 1995 expenses primarily resulted from the following:

- -   Compensation and benefits increased $282,000 (68%) for the second quarter of 1996 and $341,000 (32%) for the first half of 1996 compared with compensation and benefits expenses for the same periods in 1995. During the second quarter of 1995, benefits expense was reduced $116,000 by the reversal of a prior year profit sharing plan accrual. The remaining portion of the 1996 over 1995 increases in compensation and benefits, $166,000 and $225,000, respectively, mainly reflected the cost of additions to staff relating to the planning, loan service, loan credit review and asset evaluation processes.

- - Deposit insurance and regulatory assessments increased $36,000 (25%) and $73,000 (26%) for the second quarter and first half of 1996 over assessments for the same periods in 1995. These increases resulted from higher deposit balances during the third and fourth quarters of 1995 and a 13% increase in the Company's deposit insurance assessment rate, effective January 1, 1996. Deposit assessments for any quarter are based on average deposit balances for the prior two quarters.

- -   Professional fees increased to $208,000 and $331,000 for the second quarter and first half 1996 periods, respectively, compared with $50,000 and $105,000 for the second quarter and first half of 1995. Professional fees for the second quarter of 1996 includes $102,000 of legal and other costs relating to the proposed merger with Luther Burbank Corporation (see Note 5 of Notes to Consolidated Financial Statements). In addition, during the 1996 periods the Company expended greater amounts for professional services to assist in enhancing the loan credit review process and in resolving or disposing of problem loans and real estate owned.

INCOME TAX EXPENSE

The ratio of income tax expense to pre-tax income is 46.3% and 43.8% for the second quarter and first half of 1996, compared with the Company's normal ratio of 41.5%. The higher 1996 ratios reflect the nondeductibility for tax purposes of the $102,000 of merger-related costs which are discussed above.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's primary sources of funds include loan and securities repayment, deposit generation,, advances from the Federal Home Loan Bank of San Francisco, and cash flows generated from operations. The Company uses its liquidity resources principally to fund mortgage loans, repay maturing borrowings, fund maturing time deposit and savings withdrawals and provide for its foreseeable short and long-term needs. The Company expects to be able to fund or refinance, on a timely basis, its commitments and long-term liabilities.

Office of Thrift Supervision regulations require savings institutions to maintain a specified liquidity ratio (presently 5%) of cash and specified securities to customer deposits and borrowings due in one year or less. The Company continues to be in compliance with the liquidity regulation. Liquidity ratios at June 30, 1996 and December 31, 1995 were 8.52% and 8.38%, respectively.

CAPITAL

The Company continues to meet and exceed all regulatory capital tests at June 30, 1996 and is deemed well-capitalized. See Note 4 of Notes to Consolidated Financial Statements for further information.

                              PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company was not involved in any claims or lawsuits which, in the opinion of management after conferring with legal counsel, would have a material effect on the financial position of the Company.

Item 2.  CHANGES IN SECURITIES

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF COMMON STOCKHOLDERS

At the annual meeting of shareholders held on May 29, 1996, the shareholders reelected Jody Anne Becker, Pat Glasner and Judith A. Waller to the Board of Directors of NHS Financial, Inc. to serve three year terms to 1999. The election of directors was the only business to be presented at the annual meeting. Of the 2,522,827 shares of common stock outstanding as of the record date, April 2, 1996, the following indicates the number of votes cast for each of the three directors:

                                         Yes Votes          Votes Withheld
                                         ---------          --------------
              Jody Anne Becker           2,050,231               31,788
              Pat Glasner                2,049,343               32,676
              Judith A. Waller           2,049,678               31,341

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On June 10, 1996, the Company filed a report on Form 8-K which consisted of a copy of the press release, dated May 23, 1996, announcing that NHS Financial, Inc. agreed to be acquired by Luther Burbank Corporation and that both corporations have signed a definitive agreement to merge. Under the terms of the agreement, Luther Burbank will pay a total cash consideration of approximately $29.7 million or $11.50 per share to the shareholders of NHS Financial, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NHS FINANCIAL, INC.
                             (Registrant)


Date: August 5, 1996         /s/ JAMES W. BARNETT
                             -------------------------------------------------
                             JAMES W. BARNETT
                             President and Chief Executive Officer


Date: August 5, 1996         /s/ ALBERT J. THOMSON
                             -------------------------------------------------
                             ALBERT J. THOMSON
                             Senior Vice President and Chief Financial Officer


Date: August 5, 1996         /s/ JARED L. BOOK
                             -------------------------------------------------
                             JARED L. BOOK
                             Vice President and Chief Accounting Officer